Form 10QSB
period 2000-08-31
C&E HOLDINGS INC
filed 2000-10-16
CIK 1120040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                             C AND E HOLDINGS, INC.
                         -------------------------------
                         (Name of Small Business Issuer)


    August 31, 2000                                        0-31163
-----------------------                           ------------------------
(For the Quarter Ended)                           (Commission File Number)


         NEVADA                                        86-0984818
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                   2816 East Windrose, Phoenix, Arizona 85032
           -----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)


                                 (602) 493 0369
                           --------------------------
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of October 11,2000; 2,000,000

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                C AND E HOLDINGS

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at May 31,2000 and August 31, 2000                   3

          Statement of Operations for the three months
           and six months ended August 31, 2000                              4

          Statement of Cash Flows for the three months
           and six months ended August 31, 2000                              5

          Notes to Financial Statements                                      6

     Item 2 - Management's Discussion and Analysis                           7

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                               9

     Item 2. Changes in Securities and Use of Proceeds                       9

     Item 3. Default Upon Senior Securities                                  9

     Item 4. Submission of Matters to a Vote of Security Holders             9

     Item 5. Other Information                                               9

     Item 6. Exhibits and Reports on Form 8-K                                9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of August 31, 2000. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

                             C AND E HOLDINGS, INC.
                                  BALANCE SHEET


                                     ASSETS


                                                        August 31,      May 31,
                                                          2000           2000
                                                       -----------     ---------
                                                       (Unaudited)     (Audited)
Current Asset
  Cash                                                   $   635        $ 2,380
                                                         -------        -------

        Total Assets                                     $   635        $ 2,380
                                                         =======        =======

                              STOCKHOLDERS' EQUITY

Common stock - 25,000,000 shares authorized,
  2,000,000 shares issued and outstanding,
   $.001 par value                                       $ 2,000        $ 2,000

Additional paid-in capital                                 4,254          4,254

Retained (deficit)                                        (5,619)        (3,874)
                                                         -------        -------

        Total Stockholders' Equity                       $   635        $ 2,380


NOTE: The balance sheet at May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                             C AND E HOLDINGS, INC.
                           STATEMENT OF INCOME (LOSS)


                                                  Three Months     Six Months
                                                     Ended           Ended
                                                  August31,2000  August 31, 2000
                                                  -------------  ---------------
                                                   (Unaudited)     (Unaudited)

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank service charges                               $    28         $    63
  Licenses and fees                                      -0-              85
  Organization and legal costs                         1,500           5,254
  Office expenses                                        217             217
                                                     -------         -------

(Loss) before provision for income taxes              (1,745)         (5,619)

Provision for income taxes                               -0-             -0-
                                                     -------         -------

Net (Loss)                                           $(1,745)        $(5,619)
                                                     =======         =======

Net (Loss) per common share - Basic                  $ (.001)        $ (.003)
                                                     =======         =======

                       See notes to financial statements.

                             C AND E HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS


                                                 Three Months      Six Months
                                                    Ended            Ended
                                                August 31, 2000  August 31, 2000
                                                ---------------  ---------------
                                                  (Unaudited)      (Unaudited)

Net Income (loss)                                   $(1,745)         $(5,619)
  Non-cash operating expenses                            --            3,127
                                                    -------          -------

Net Cash Used in Operating Activities                (1,745)          (2,492)
                                                    -------          -------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock                 --            3,127
                                                    -------          -------

Net (Decrease) Increase in Cash                      (1,745)             635

Cash - Beginning of Period                            2,380                0
                                                    -------          -------

Cash - Ending of Period                             $   635          $   635
                                                    =======          =======
Supplemental Disclosure of Cash Flows Information:
  Interest paid                                     $     0          $     0
                                                    =======          =======
  Taxes paid                                        $     0          $     0
                                                    =======          =======

Supplemental disclosure of Noncash Investing and Financing Activities:
  1,000,000 shares of common stock were issued in exchange for legal services amounting to $3,127.

                       See notes to financial statements.

                             C AND E HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001. For further information, refer to the financial statements and footnotes thereto included in C and E Holdings, Inc. Form 10-SB for the three months ended May 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

     During the next twelve months the registrant intends to locate, analyze, acquire or merge with a targeted company. At this time, the registrant has been involved in preliminary negotiations with a company regarding the possibility of an acquisition or merger. The registrant will continue to solicit targeted companies through the utilization of contacts in business and professional communities. The registrant intends to solicit directly or may engage consultants or advisors to assist it in reaching its objective. Payment will be made to these consultants and advisors if a successful acquisition or merger occurs because of their efforts. The payment may consist of cash or some stock in the surviving entity or a combination of both.

     The satisfaction of the registrant's cash requirements for the next twelve months will be met in that the shareholders have agreed to advance to the Company the additional funds needed for operations and those amounts designated for costs associated with a search for and completion of an acquisition. The principal shareholders have no expectation of reimbursement of the funds advanced unless the new owners of the Company decide to pay all or a portion thereof. A limit as to the minimum or maximum amounts advanced by the principal shareholders have not been set. The registrant will not borrow funds to pay management, agents, consultants, advisors or promoters. The Company will not merge with, acquire or purchase assets of an entity in which the Company's officers, directors or shareholders or any affiliate or agent hold an equity position or is an officer or director.

     The Company's business plan is to locate certain companies that may wish to merge with the registrant in some fashion. This targeted company would desire the perceived advantages of a merger with a public, reporting company. The perceived advantages may enhance the company's ability to attract investment, utilize securities for acquisition, provide liquidity and numerous other benefits. No particular industry has been identified nor is this search confined to a specific geographical area. It is not anticipated by management that the Company will be able to participate in any more than one merger because of its limited assets and resources.

     The registrant may merge or acquire a company in early stage development needing additional capital to launch new products, increase marketing or improve quality. The utilization of the public market may be beneficial in raising the required capital.

     The registrant does not have nor will it acquire capital to supply targeted companies. It is the position of management that it can present to the candidate the opportunity to acquire controlling interest in a public Company without the substantial costs, both in time and money, of an initial public offering. Management has performed only limited research in this area.

     The officers and directors of the registrant will undertake the responsibility of finding and analyzing new business opportunities. They will perform this task individually and possibly with the help of other consultants and agents. The agents or consultants will not receive a cash fee from the registrant said fee will have to be assumed by the target company. The officers are experienced in the analysis of companies and will be able to determine the existence of the primary requirements of a good business structure consisting of financial, management, products, distribution, need for further research and development, growth potential and other material requirements. The registrant will have total discretion in determining the type of company best suited for a business combination.

     The registrant will be subject to all the reporting requirements of the Securities Exchange Act. Said Act requires, among other things, that a reporting company file its audited financial statements. The registrant will not merge or acquire a Company that does not have or will not have audited financials within a reasonable period of time, to meet the requirements of the Exchange Act. If the merger candidate is unable to produce audited financial statements within fifteen days from the filing of the 8 K announcing the consummation of the merger or said financial statements fail to comply with the Exchange Act, the closing documents will provide for the dissolution of the transaction.

     A target company may want to establish a public trading market for its securities. It may desire to avoid what it perceives to be an adverse consequence of undertaking its own public offering. It is possible to meet this objective by entering into a transaction with the registrant. The adverse consequences may be perceived to be, loss of control, substantial expense and loss of time attempting to conclude an underwriting or the inability to retain an underwriter with acceptable terms

     A business candidate may have pre-existing agreements with outside advisors, attorneys and accountants and the continuation of those agreements may be required before the candidate will agree to close a transaction with the registrant. These existing agreements may be a factor in the determination by the registrant to go forward.

     The conclusion of a business transaction will most likely result in the present shareholders no longer being in control of the registrant. Management of the registrant probably will not have the expertise in the business of the new entity, which will result in the resignation of the present management.

     The acquisition or merger usually results in the issuance of restricted securities as consideration. If the negotiations resulted in the requirement for registered securities to be issued, the surviving company would have to bear the burden of registering the shares. There can be no assurance that these newly registered shares would be sold into the market depressing the market value.

     A merger with another company will significantly dilute the percentage of ownership the present shareholders now enjoy. The amount of dilution will depend on the number of shares issued which in turn could depend on the assets and liabilities of the merging company. This is not to say that other factors may not enter into this determination.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 9, 2000, the security holders unanimously voted to amend Article IV of the registrant's Articles of Incorporation increasing the number of authorized common capital stock to 100,000,000 and shares of preferred stock to 10,000,000.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10SB on July 26, 2000 and incorporated by reference.

          3.2 By Laws filed with the Form 10SB on July 26, 2000 and incorporated by reference.

          3.3 Computation of per share earnings filed with Form 10SB on July 26, 2000 and incorporated by reference and in current financial statements.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K

          None

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C AND E HOLDINGS, INC.


October 11, 2000                        /s/ Carl P. Ranno
                                        ----------------------------------------
                                        Carl P. Ranno, Director and President



October 11, 2000                        /s/ Edward A. Barth
                                        ----------------------------------------
                                        Edward A. Barth, Director and Secretary