Form 10QSB
period 2000-11-30
C&E HOLDINGS INC
filed 2001-01-11
CIK 1120040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of The Securities
    Exchange Act of 1934

    For the Quarter Ended November 30, 2000

                         Commission File Number 0-31163


                             C AND E HOLDINGS, INC.
                        (Name of Small Business Issuer)


       Nevada                                           86-0984818
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                   2816 East Windrose, Phoenix, Arizona 85032
           (Address of Principal Executive Offices Including Zip Code)


                                 (602) 493 0369
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of January 6, 2001; 2,000,000

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                C AND E HOLDINGS

                                      INDEX

                                                                         Page
                                                                         ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at May 31,2000 and November 30, 2000               3

          Statement of Operations for the three months and
          nine months ended November 30, 2000                              4

          Statement of Cash Flows for the three months and
          nine months ended November 30, 2000                              5

          Notes to Financial Statements                                    6

     Item 2. Management's Discussion and Analysis                          7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             9

     Item 2. Changes in Securities and Use of Proceeds                     9

     Item 3. Default Upon Senior Securities                                9

     Item 4. Submission of Matters to a Vote of Security Holders           9

     Item 5. Other Information                                             9

     Item 6. Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                                10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             C AND E HOLDINGS, INC.
                                  BALANCE SHEET



                                                    November 30,        May 31,
                                                       2000              2000
                                                    -----------        ---------
                                                    (Unaudited)        (Audited)

                                     ASSETS
Current Assets
  Cash                                               $    410          $  2,380
                                                     --------          --------

      Total Assets                                   $    410          $  2,380
                                                     ========          ========

                              STOCKHOLDERS' EQUITY

Preferred stock - Zero shares authorized at
 May 31, 2000.  10,000,000 shares authorized
 at November 30, 2000.  No shares issued and
 Outstanding, $.001 par value                        $     --          $     --

Common stock - 25,000,000 shares authorized
 at May 31, 2000.  100,000,000 shares
 authorized at November 30, 2000 2,000,000
 shares issued and outstanding, $.001 par value         2,000             2,000

Additional paid-in capital                              4,254             4,254

Retained (deficit)                                     (5,844)           (3,874)
                                                     --------          --------

      Total Stockholders' Equity                     $    410          $  2,380
                                                     ========          ========

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

                             C AND E HOLDINGS, INC.
                           STATEMENT OF INCOME (LOSS)


                                            Three Months          Nine Months
                                               Ended                 Ended
                                          November 30, 2000    November 30, 2000
                                          -----------------    -----------------
                                             (Unaudited)          (Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank service charges                         $    18              $    80
  Licenses and fees                                207                  293
  Organization and legal costs                       0                5,254
  Office expenses                                    0                  217
                                               -------              -------

(Loss) before provision for income taxes          (225)              (5,844)


Provision for income taxes                           0                    0
                                               -------              -------


      Net (Loss)                               $  (225)             $(5,844)
                                               =======              =======


      Net (Loss) per common share - Basic      $(.0001)             $ (.003)
                                               =======              =======


                       See notes to financial statements.

                             C AND E HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS


                                            Three Months          Nine Months
                                               Ended                 Ended
                                          November 30, 2000    November 30, 2000
                                          -----------------    -----------------
                                             (Unaudited)          (Unaudited)

Net Income (loss)                              $  (225)            $(5,844)
  Non-cash operating expenses                       --               3,127
                                               -------             -------

      Net Cash Used in Operating Activities       (225)             (2,717)
                                               -------             -------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock            --               3,127
                                               -------             -------

      Net (Decrease) Increase in Cash             (225)                410
                                               -------             -------

Cash - Beginning of Period                         635                   0
                                               -------             -------

Cash - End of Period                           $   410             $   410
                                               =======             =======
Supplemental Disclosure of Cash Flows
Information:
  Interest paid                                $     0             $     0
                                               =======             =======
  Taxes paid                                   $     0             $     0
                                               =======             =======


Supplemental disclosure of Noncash Investing and Financing Activities:
March 1, 2000 1,000,000 shares of common stock were issued in exchange for legal services amounting to $3,127.

                       See notes to financial statements.

                             C AND E HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of November 30, 2000. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001. For further information, refer to the financial statements and footnotes thereto included in C and E Holdings, Inc. Form 10-SB for the three months ended May 31, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 9, 2000,  the security  holders  unanimously  voted to amendment
Article IV of the registrant's Articles of Incorporation increasing the number of authorized common capital stock to 100,000,000 and shares of preferred stock to 10,000,000.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C AND E HOLDINGS, INC.


January 11, 2001                        /s/Carl P. Ranno
                                        ---------------------------------------
                                        Carl P. Ranno, Director and President



January 11, 2001                        /s/ Edward A. Barth
                                        ---------------------------------------
                                        Edward A. Barth, Director and Secretary