Form 10QSB
period 2001-05-31
C&E HOLDINGS INC
filed 2001-07-16
CIK 1120040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB

                                Quarterly Report
                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarter Ended May 31, 2001                Commission File Number 0-31163

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares outstanding of each of the issuer's classes of common equity, as of July 12, 2001; 2,000,000

     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                C AND E HOLDINGS

                                      INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at May 31, 2001 and February 28, 2001 ............  2

          Statement of Income (Loss) for the three months
          ended May 31, 2001 and May 31, 2000 ............................  3

          Statement of Cash Flows for the three months ended
          May 31, 2001 and May 31, 2000 ..................................  4

          Notes to Financial Statements ..................................  5

     Item 2 - Management's Discussion and Analysis .......................  5

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................  8

     Item 2. Changes in Securities and Use of Proceeds ...................  8

     Item 3. Default Upon Senior Securities ..............................  8

     Item 4. Submission of Matters to a Vote of Security Holders .........  8

     Item 5. Other Information ...........................................  8

     Item 6. Exhibits and Reports on Form 8-K ............................  8

SIGNATURES ...............................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             C AND E HOLDINGS, INC.
                                 BALANCE SHEETS


                                                     May 31,        February 28,
                                                      2001             2001
                                                      ----             ----
                                                   (Unaudited)       (Audited)
                                ASSETS

Current Asset
  Cash                                               $    19          $   286
                                                     -------          -------

        Total Assets                                 $    19          $   286
                                                     =======          =======

                         STOCKHOLDERS' EQUITY

Preferred stock - 10,000,000 shares authorized,
 zero shares issued and outstanding, $.001
 par value                                           $    --          $    --

Common stock - 100,000,000 shares authorized,
 2,000,000 shares issued and outstanding,
 $.001 par value                                       2,000            2,000

Additional paid-in capital                             4,254            4,254
Retained (deficit)                                    (6,235)          (5,968)
                                                     -------          -------

        Total Stockholders' Equity                   $    19          $   286
                                                     =======          =======

Note: The balance sheet at February 28, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                           STATEMENTS OF INCOME (LOSS)
                           FOR THE THREE MONTHS ENDED
                              MAY 31, 2001 AND 2000


                                                        2001             2000
                                                        ----             ----
                                                     (Unaudited)       (Audited)

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank service charges                                 $    27          $    35
  Licenses and fees                                        240               85
  Organization and legal costs                               0            3,754
                                                       -------          -------
                                                           267            3,874
                                                       -------          -------


(Loss) before provision for income taxes                  (267)          (3,874)


Provision for income taxes                                   0                0
                                                       -------          -------


Net (Loss)                                             $  (267)         $(3,874)
                                                       =======          =======


Net (Loss) per common share - Basic                    $ (.000)         $ (.002)
                                                       =======          =======

Note: The income (loss) statement for the three months ended May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                              MAY 31, 2001 AND 2000


                                                         2000             2001
                                                         ----             ----
                                                      (Unaudited)      (Audited)

Net Income (loss)                                      $  (274)         $(3,874)
Non-cash operating expenses                                  0            3,127
                                                       -------          -------

     Net Cash Used in Operating Activities                (274)            (747)
                                                       -------          -------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                     0            3,127
                                                       -------          -------

     Net Increase (Decrease) in Cash                      (274)           2,380

Cash - Beginning of Period                                 286                0
                                                       -------          -------

Cash - End of Period                                   $    19          $ 2,380
                                                       =======          =======
Supplemental Disclosure of Cash Flows Information:
  Interest paid                                        $     0          $     0
                                                       =======          =======
  Taxes paid                                           $     0          $     0
                                                       =======          =======

Supplemental disclosure of Non-Cash Investing and Financing Activities:

March 7, 2000 1,000,000 shares of common stock were issued in exchange for legal services amounting to $3,127.

Note: The statement of cash flows for the three months ended May 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of May 31, 2001. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the C and E Holdings, Inc. Annual Report on Form 10-KSB for the year ended February 28, 2001.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


                                        C AND E HOLDINGS, INC.


July 16, 2001                           /s/ Carl P. Ranno
                                        ---------------------------------------
                                        Carl P. Ranno, Director and President



July 16, 2001                           /s/  Edward A. Barth
                                        ---------------------------------------
                                        Edward A. Barth, Director and Secretary