Form 10QSB
period 2001-08-31
C&E HOLDINGS INC
filed 2001-10-12
CIK 1120040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                             C AND E HOLDINGS, INC.
                         (Name of Small Business Issuer)

For the Quarter Ended August 31, 2001             Commission File Number 0-31163


         Nevada                                          86-0984818
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                   2816 East Windrose, Phoenix, Arizona 85032
           (Address of Principal Executive Offices Including Zip Code)

                                 (602) 493 0369
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of October 9, 2001: 2,000,000

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                C AND E HOLDINGS

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at August 31, 2001 and February 28, 2001           3

          Statement of Income (Loss) for the three and six months
          ended August 31, 2001 and August 31, 2000                        4

          Statement of Cash Flows for the three months and six ended
          August 31, 2001 and August 31, 2000                              4

          Notes to the Financial Statements                                5

     Item 2 - Management's Discussion and Analysis                         6

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             8

     Item 2. Changes in Securities and Use of Proceeds                     8

     Item 3. Default Upon Senior Securities                                8

     Item 4. Submission of Matters to a Vote of Security Holders           8

     Item 5. Other Information                                             8

     Item 6. Exhibits and Reports on Form 8-K                              8

SIGNATURES                                                                 9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             C AND E HOLDINGS, INC.

                                 BALANCE SHEETS


                                                                August 31,     February 28,
                                                                  2001            2001
                                                               (Unaudited)      (Audited)
                                                               -----------      ---------
                                ASSETS
Current Asset
  Cash                                                          $     0         $   286
                                                                -------         -------

     Total Assets                                               $     0         $   286
                                                                =======         =======

                         STOCKHOLDERS' EQUITY

Preferred Stock - 10,000,000 shares authorized, 0 shares
 issued and outstanding, $.001 par value                        $     0         $     0

Common Stock - 100,000,000 shares authorized, 2,000,000
 shares issued and outstanding, $.001 par value                   2,000           2,000

Additional paid-in capital                                        4,254           4,254

Retained (deficit)                                               (6,254)         (5,968)
                                                                -------         -------

     Total Stockholders' Equity                                 $     0         $   286
                                                                =======         =======

Note: The balance sheet at February 28, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See accompanying notes to financial statements

                             C AND E HOLDINGS, INC.

                           STATEMENTS OF INCOME (LOSS)


                                                     Three Months                 Six Months
                                                   Ended August 31,            Ended August 31,
                                                ---------------------       ----------------------
                                                 2001           2000          2001           2000
                                               -------        -------       -------        -------
                                                     (Unaudited)                  (Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank service charges                         $    19        $    28       $    46        $    63
  Licenses and fees                                  0              0           240             85
  Organization and legal costs                       0          1,500             0          5,254
  Office expenses                                    0            217             0            217
                                               -------        -------       -------        -------
                                                    19          1,745           286          5,619
                                               -------        -------       -------        -------

(Loss) before provision for income taxes           (19)        (1,745)         (286)        (5,619)

Provision for income taxes                           0              0             0              0
                                               -------        -------       -------        -------

Net (Loss)                                     $   (19)       $(1,745)      $  (286)       $(5,619)
                                               =======        =======       =======        =======

Net (Loss) per common share - Basic            $ (.000)       $ (.001)      $ (.000)       $ (.003)
                                               =======        =======       =======        =======

                 See accompanying notes to financial statements

                             C AND E HOLDINGS, INC.

                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000


                                                         2001            2000
                                                        -------        -------
                                                      (Unaudited)    (Unaudited)

Net Income (Loss)                                       $  (286)       $(5,619)
Non-cash operating expenses                                   0          3,127
                                                        -------        -------

     Net Cash Used in Operating Activities                 (286)        (2,492)

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                      0          3,127
                                                        -------        -------

     Net Increase (Decrease) in Cash                       (286)           635


Cash - Beginning of Period                                  286              0
                                                        -------        -------

Cash - End of Period                                    $     0        $   635
                                                        =======        =======
Supplemental Disclosure of Cash Flows Information:
  Interest paid                                         $     0        $     0
                                                        =======        =======
  Taxes paid                                            $     0        $     0
                                                        =======        =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

March 7, 20001,000,000 shares of common stock were issued in exchange for legal services amounting to $3,127.


                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2001


     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of August 31, 2001. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the C and E Holdings, Inc. Annual Report on Form 10-KSB for the year ended February 28, 2001.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         C AND E HOLDINGS, INC.


                                         /s/ Carl P. Ranno
October 9, 2001                          ---------------------------------------
                                         Carl P. Ranno, Director and President


                                         /s/ Edward A. Barth
October 9, 2001                          ---------------------------------------
                                         Edward A. Barth, Director and Secretary