Form 10QSB
period 2001-11-30
C&E HOLDINGS INC
filed 2002-01-10
CIK 1120040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                Quarterly Report
                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                             C AND E HOLDINGS, INC.
                         (Name of Small Business Issuer)


 For the Quarter Ended                           Commission File Number
   November 30, 2001                                    0-31163


         Nevada                                        86-0984818
(State of Incorporation)                (I.R.S. Employer Identification Number.)


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


Number of shares outstanding of each of the issuer's classes of common equity,
as of January 7, 2002;   2,000,000
                         ---------

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                C AND E HOLDINGS

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Balance Sheet at November 30, 2001 and February 28, 2001

     Statement of Operations for the three and nine months
     Ended November 30, 2001 and November 30, 2000

     Statement of Cash Flows for the three months and nine
     Ended November 30, 2001 and November 30, 2000

Item 2 - Management's Discussion and Analysis

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of November 30, 2001. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

                             C AND E HOLDINGS, INC.
                                 BALANCE SHEETS


ASSETS
                                                    November 30,    February 28,
                                                       2001            2001
                                                    (Unaudited)      (Audited)
                                                      -------         -------
                                  CURRENT ASSET

    Cash                                              $   -0-         $   286
                                                      -------         -------

       Total Assets                                   $   -0-         $   286
                                                      =======         =======

STOCKHOLDERS' EQUITY

Preferred stock - 10,000,000 shares authorized,
  zero shares issued and outstanding, $.001
  par value                                           $   -0-         $   -0-

Common stock - 100,000,000 shares authorized,
  2,000,000 shares issued and outstanding,
  $.001 par value                                       2,000           2,000

Additional paid-in capital                              4,254           4,254

Retained (deficit)                                     (6,254)         (5,968)
                                                      -------         -------

       Total Stockholders' Equity                     $   -0-         $   286
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

                             C AND E HOLDINGS, INC.
                           STATEMENTS OF INCOME (LOSS)

                                                 Three Months                Nine Months
                                                    Ended                       Ended
                                                 November 30,                November 30,
                                             ---------------------       ---------------------
                                              2001          2000          2001          2000
                                             -------       -------       -------       -------
                                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES

Bank service charges                         $   -0-       $    18       $    46       $    80
Licenses and fees                                -0-           207           240           293
Organization and legal costs                     -0-           -0-           -0-         5,254
Office expenses                                  -0-           -0-           -0-           217
                                             -------       -------       -------       -------
                                                 -0-           225           286         5,844
                                             -------       -------       -------       -------

(Loss) before provision for income taxes         -0-          (225)         (286)       (5,844)


Provision for income taxes                       -0-           -0-           -0-           -0-
                                             -------       -------       -------       -------

Net (Loss)                                   $   -0-       $  (225)      $  (286)      $(5,844)
                                             =======       =======       =======       =======

Net (Loss) per common share - Basic          $  .000       $ (.000)      $ (.000)      $ (.003)
                                             =======       =======       =======       =======

                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 2001 AND 2000

                                                        2001            2000
                                                      --------        --------
                                                     (Unaudited)     (Unaudited)

Net Income (Loss)                                     $   (286)       $ (5,844)
  Non-cash operating expenses                              -0-           3,127
                                                      --------        --------

Net Cash Used in Operating Activitie                      (286          (2,717)

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                   -0-           3,127
                                                      --------        --------

Net Increase (Decrease) in Cash                           (286)            410

Cash - Beginning of Period                                 286             -0-
                                                      --------        --------

Cash - End of Period                                     $ -0-        $    410
                                                      ========        ========

Supplemental Disclosure of Cash Flows Information:
  Interest paid                                          $ -0-           $ -0-
                                                      ========        ========
  Taxes paid                                             $ -0-           $ -0-
                                                      ========        ========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  March 7, 2000
  1,000,000 shares of common stock were issued in exchange for legal services amounting to $3,127.

                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the C and E Holdings, Inc. Annual Report on Form 10-KSB for the year ended February 28, 2001.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A    Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on July 26, 2000 and incorporated by reference

          3.2 By Laws filed with the Form 10 SB on July 26, 2000 and incorporated by reference

          3.3 Computation per share earnings filed with Form 10 KSB on June 1, 2001 and incorporated by reference and in current financial statements.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        C AND E HOLDINGS, INC.


January 9, 2002                         /s/ Carl P. Ranno
                                        ----------------------------------------
                                        Carl P. Ranno, Director and President


January 9, 2002                         /s/ Edward A. Barth
                                        ----------------------------------------
                                        Edward A. Barth, Director and Secretary