Form 10KSB
period 2002-02-28
C&E HOLDINGS INC
filed 2002-06-06
CIK 1120040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002


                             C and E Holdings, Inc.
                       (Name of Small Business Registrant)


        Nevada                       0-31163                   86-0984818
(State of Incorporation)     (Commission File Number)       (I.R.S. Employer
                                                          Identification Number)


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

                          Common Stock $.001 par value
                                (Title of Class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

The registrant's revenues for its most recent fiscal year were $ 0

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.001) as of June 1, 2002 is 2,000,000.

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on July 26, 2000 and is incorporated in Part III 13(a) and a 10QSB filed on October 16, 2000.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                             C AND E HOLDINGS, INC.


                                      INDEX

                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                              1
          BUSINESS DEVELOPMENT                                                1
          BUSINESS                                                            2
          PATENTS                                                             3

ITEM 2.  DESCRIPTION OF PROPERTY                                              4
ITEM 3.  LEGAL PROCEEDINGS                                                    4
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  4

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  4
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                        6
ITEM 7.  FINANCIAL STATEMENTS                                                 8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                                8

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    9
ITEM 10. EXECUTIVE COMPENSATION                                              10
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      10
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      10
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    11

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

C and E Holdings, Inc. was incorporated in The State of Nevada on March 7, 2000. Its purpose is to engage in any lawful corporate activity, which includes mergers and acquisitions. The registrant is in a development stage and has no operations to date other than issuing of shares to the original shareholders. It was formed to provide a method for a private domestic or foreign registrant to become a public reporting registrant thereby causing their shares to be qualified to trade in the domestic secondary markets.

There have been no bankruptcy, receivership or similar proceedings in the registrant's history.

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

BUSINESS

The registrant is without an operating history. It has no revenue and limited assets. The Registrant will in all likelihood operate at a loss and will be unable to reverse that situation until a merger or acquisition occurs. There is no targeted registrant nor any assurance the registrant will be able to close a business transaction needed to reverse its anticipated losses.

The registrant has no current agreement with respect to a merger or acquisition with a targeted registrant. There is no assurance that the Registrant will be successful in its plan to merge or acquire another entity. There has been no industry identification by management nor has there been a business model established consisting of the required operating history, assets and revenues of a target registrant. Therefore, the registrant may enter into an agreement, which may result in a business combination with an entity without significant operating history, revenues or assets precluding the potential for current earnings or increased net worth.

The management of the registrant consists only of its officers and shareholders. They will devote a portion of their time to the business of the Registrant attempting to locate and close with a potential targeted registrant. There is neither compensation paid nor an agreement to enter into such a contract in the future. The loss of these individuals could adversely affect the Registrant's development and its continued operations.

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

The registrant does not believe it could be subject to regulation under the Investment Company Act of 1940, because it will not be engaged in the business of investing or trading securities. However, if the registrant engages in operations which result in it holding passive investments in more than one other company, in could be subject to the regulations found in the Investment Company Act of 1940 and it would have to register under said act which could result in significant registration and compliance costs.

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

ITEM 2. DESCRIPTION OF PROPERTY

The registrant is housed in the offices of one of its principal shareholders, at 2816 East Windrose Drive, Phoenix, Arizona 85032. Rent is not being charged to the registrant. The registrant owns no real property and has no plans to acquire real property.

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

There have been no matters submitted to the security holders during this fiscal year.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

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

A merger with another registrant will significantly dilute the percentage of ownership the present shareholders now enjoy. The amount of dilution will depend on the number of shares issued which in turn could depend on the assets and liabilities of the merging registrant. This is not to say that other factors may not enter into this determination.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statement of the registrant are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The issuer has two officers and directors.

          Name                   Age           Positions and Offices Held
          ----                   ---           --------------------------
     Carl P. Ranno                62            President and Director
     Edward A. Barth              44            Secretary and Director

There are no agreements that a Director will resign at the request of another person and the above named Directors are not acting on behalf of nor will act on behalf of another person.

The following is a brief summary of the Directors and Officers including their business experiences for the past five years.

Carl P. Ranno received a degree in Economics from Xavier University in Cincinnati, OH and his Juris Doctor from the University of Detroit School of Law. Mr. Ranno spent many years in the practice of law, which included the fields of litigation as well as mergers and acquisitions. He maintains his license to practice law in the State of Michigan and is admitted to practice in the state and federal courts located in Michigan, the Sixth Circuit Court of Appeals, the US Tax Court and the US Supreme Court. Mr. Ranno advises companies as to legal issues and as well as strategic planning and mergers and acquisitions.

From 1992 to 1996 he was the president of Pollution Controls International Corp. which marketed and manufactured a patented after market automotive environmental product. The operating subsidiary was voluntarily placed in Bankruptcy in 1996. Ultimately, the parent merged with another company and Mr. Ranno has no further contact with it.

Mr. Barth received a Bachelor of Science degree in civil engineering technology from Youngstown State University. He has been employed by the City of North Canton, Ohio as well as the Michael Baker Engineering Corporation. In 1990 he returned to his family's construction business where he served as President of Barth Construction Co., Inc. In August of 2001, Mr. Barth changed the name of the corporation to Stark Concrete Leveling, Inc. Mr. Barth is a member of the National Institute of Engineering Technologies and American Society of Certified Engineering Technicians.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Officers, Directors and those beneficially owning more than 10% of small business registrant's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the registrant. There has been no change of ownership.

Based upon a review of these reports the registrant has concluded that Forms 13 D has been prepared.

ITEM 10. EXECUTIVE COMPENSATION

The registrant's officers and directors do not and have not received compensation for services rendered to the registrant nor has any compensation been accrued. They will not participate in any finders' fees. However, they will receive some benefits as a beneficial owner of the registrant upon a merger or acquisition taking place. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

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

        Name and Address              Amount of Beneficial       Percentage
       of Beneficial Owner                 Ownership              of Class
       -------------------                 ---------              --------

      Carl P. Ranno                        1,000,000                50.0%
      2816  East Windrose Dr
      Phoenix, AZ 85032

      Edward A. Barth                      1,000,000                50.0%
      5046 East Blvd. N. W.
      Canton, OH 44718

      All Executive Officers and           2,000,000               100.0%
       Directors as a Group (2persons)

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

                                      C AND E HOLDINGS, INC..


June 3, 2002                        By /s/ Carl P. Ranno
                                       ---------------------------------------
                                       Carl P. Ranno, President and Director


                                    By /s/ Edward A. Barth
                                       ---------------------------------------
                                       Edward A. Barth, Secretary and Director

                             C AND E HOLDINGS, INC.

                              FINANCIAL STATEMENTS

               FOR THE YEAR ENDED FEBRUARY 28, 2002 AND THE PERIOD

         BEGINNING MARCH 7, 2000 (INCEPTION) AND ENDED FEBRUARY 28, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
C and E Holdings, Inc.
Phoenix, Arizona

We have audited the accompanying balance sheets of C and E Holdings, Inc. as of February 28, 2002 and 2001 and the related statements of income (loss), stockholders' equity (deficit), and cash flows for the year ended February 28, 2002 and the period beginning March 7, 2000 (inception) and ended February 28, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C and E Holdings, Inc. as of February 28, 2002 and 2001 and the results of its operations and its cash flows for the year ended February 28, 2002 and the period beginning March 7, 2000 (inception) and ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                      /s/ Hobe & Lucas CPA's, Inc.

Independence, Ohio
May 29, 2002

                             C AND E HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                     February 28,     February 28,
                                                                         2002             2001
                                                                       --------         --------
                                     ASSETS
Current Asset
  Cash                                                                 $      0         $    286
                                                                       --------         --------

       Total Assets                                                    $      0         $    286
                                                                       ========         ========

                 LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)

Liabilities
  Accounts payable                                                     $  5,890         $      0
                                                                       --------         --------

       Total Liabilities                                                  5,890                0
                                                                       --------         --------
Stockholders' Equity
  Preferred stock - 10,000,000 shares authorized, zero
   shares issued and outstanding, $.001 par value                             0                0
  Common stock - 100,000,000 shares authorized, 2,000,000
   shares issued and outstanding, $.001 par value                         2,000            2,000
  Additional paid-in capital                                              4,254            4,254
  Retained (deficit)                                                    (12,144)          (5,968)
                                                                       --------         --------

       Total Stockholders' Equity (Deficit)                              (5,890)             286
                                                                       --------         --------

       Total Liabilities and Stockholders' Equity (Deficit)            $      0         $    286
                                                                       ========         ========

                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                           STATEMENTS OF INCOME (LOSS)
                  FOR THE YEAR ENDED FEBRUARY 28, 2002 AND THE
              PERIOD BEGINNING MARCH 7, 2000 (INCEPTION) AND ENDED
                                FEBRUARY 28, 2001


                                                         2002             2001
                                                       -------          -------
General and Administrative Expenses
  Bank service charges                                 $    46          $   108
  Licenses and fees                                        240              293
  Organization and legal costs                               0            5,253
  Accounting fees                                        5,890                0
  Office expenses                                            0              314
                                                       -------          -------
                                                         6,176            5,968
                                                       -------          -------


(Loss) before provision for income taxes                (6,176)          (5,968)

Provision for income taxes                                   0                0
                                                       -------          -------

Net (Loss)                                             $(6,176)         $(5,968)
                                                       =======          =======

Net (Loss) per common share - Basic                    $  (.00)         $  (.00)
                                                       =======          =======

                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD BEGINNING MARCH 7, 2000 (INCEPTION)
                 AND ENDED FEBRUARY 28, 2001, AND THE YEAR ENDED
                                FEBRUARY 28, 2002

                                        Common Stock
                                   -----------------------     Additional                        Total
                                   Issued                        Paid-in      Accumulated     Stockholders'
                                   Shares        Par Value       Capital        Deficit         Equity
                                   ------        ---------       -------        -------         ------
Issuance of Common Stock          2,000,000        $2,000        $4,254        $      0         $ 6,254

Net (Loss)                                                                       (5,968)         (5,968)
                                  ---------        ------        ------        --------         -------

Balance, February 28, 2001        2,000,000         2,000         4,254          (5,968)            286

Net (Loss)                                                                       (6,176)         (6,176)
                                  ---------        ------        ------        --------         -------

Balance, February 28, 2002        2,000,000        $2,000        $4,254        $(12,144)        $(5,890)
                                  =========        ======        ======        ========         =======

                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED FEBRUARY 28, 2002
                     AND THE PERIOD BEGINNING MARCH 7, 2000
                     (INCEPTION) AND ENDED FEBRUARY 28, 2001


                                                          2002            2001
                                                        -------         -------
Cash Flows From Operating Activities
  Net income (loss)                                     $(6,176)        $(5,968)
  Increase in accounts payable                            5,890               0
  Non-cash operating expenses                                 0           3,127
                                                        -------         -------

Net Cash Used in Operating Activities                      (286)         (2,841)

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                      0           3,127
                                                        -------         -------

Net Increase (Decrease) in Cash                            (286)            286

Cash - Beginning of Period                                  286               0
                                                        -------         -------

Cash - End of Period                                    $     0         $   286
                                                        =======         =======
Supplemental Disclosure of Cash Flows Information:
  Interest paid                                         $     0         $     0
                                                        =======         =======
  Taxes paid                                            $     0         $     0
                                                        =======         =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

March 7, 2000 - 1,000,000 shares of common stock were issued in exchange for legal services amounting to $3,127.


                 See accompanying notes to financial statements.

                             C AND E HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001


NOTE 1 - ORGANIZATION AND OPERATIONS

C and E Holdings, Inc. ("Company") was incorporated under the laws of the State of Nevada on March 7, 2000. The Company's primary business purpose is to develop a publicly held holding company with the intention of acquiring operating subsidiaries. As of the report date no subsidiaries have been acquired.

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

NOTE 4 - INCOME TAXES

Income taxes on continuing operations include the following:

                                       February 28, 2002       February 28, 2001
                                       -----------------       -----------------

     Currently payable                     $   --                   $   --
     Deferred                                  --                       --
                                           ------                   ------

         Total                             $   --                   $   --
                                           ======                   ======

                             C AND E HOLDINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2002 AND 2001

NOTE 4 - INCOME TAXES (CONTINUED)

A reconciliation of the effective tax rate with the statutory U.S. income tax rate is as follows:

                                                   February 28, 2002        February 28, 2001
                                                   -----------------        -----------------
                                                               % of                      % of
                                                              Pretax                    Pretax
                                                   Income     Amount        Income      Amount
                                                   ------     ------        ------      ------
     Income taxes per statement of income         $     0          0%       $     0          0%
     Tax rate differences resulting from:
       Surtax exemption                                 0          0%             0          0%
       Income (loss) for financial reporting
        purpose without tax expense or
        benefit (unavailable for carryback
        against prior income taxes paid)           (2,099)       (34)%       (2,029)       (34)%
                                                  -------    -------        -------    -------

     Income taxes at a statutory rate             $(2,099)       (34)%      $(2,029)       (34)%
                                                  =======    =======        =======    =======

The Company's deferred tax assets and liabilities at February 28, 2002 and 2001:

                                                   2002              2001
                                                 -------           -------

     Deferred tax asset                          $ 4,129           $   630
     Valuation allowance                          (4,129)             (630)
     Deferred tax liability                            0                 0
                                                 -------           -------
                                                       0           $     0
                                                 =======           =======

Deferred taxes are provided for temporary differences in deducting expenses for financial statement and tax purposes. The principal source for deferred tax assets is the difference in methods for recovering organization costs.

The Company has a net operating loss carryforward of $8,992 expiring beginning in 2021.

NOTE 5 - LOSS PER COMMON SHARE

Income per common share is based on the weighted average number of shares outstanding which was 2,000,000 for the year ended February 28, 2002 and the period beginning March 7, 2000 (inception) and ended February 28, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

A stockholder owning 50% of the outstanding shares of the Company provided legal services in 2001 amounting to $3,127 in connection with the organization of the Company in exchange for his shares.