Form 10QSB
period 2002-05-31
C&E HOLDINGS INC
filed 2002-07-15
CIK 1120040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB
                                Quarterly Report

                          Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended May 31, 2002                Commission File Number 0-31163


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of July 3, 2002:2,000,000 Transitional Small Business Disclosure Format:
[ ] Yes [X] No

                                C AND E HOLDINGS

                                      INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at May 31, 2002 (unaudited)
          and February 28, 2002 (audited)                                  1

          Statement of Income (Loss) for the three months
          Ended May 31, 2002 and May 31, 2001                              2

          Statement of Cash Flows for the three months
          Ended May 31, 2002 and May 31, 2001                              3

          Notes to Financial Statements                                    4

     Item 2 - Management's Discussion and Analysis                         4

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             6

     Item 2. Changes in Securities and Use of Proceeds                     6

     Item 3. Default Upon Senior Securities                                6

     Item 4. Submission of Matters to a Vote of Security Holders           6

     Item 5. Other Information                                             6

     Item 6. Exhibits and Reports on Form 8-K                              6

SIGNATURES                                                                 7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             C AND E HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                   May 31,       February 28,
                                                                    2002            2002
                                                                 -----------      ---------
                                                                 (Unaudited)      (Audited)
                                ASSETS

Total Assets                                                      $      0         $      0
                                                                  ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                $  1,990         $  5,890
  Loans from stockholders                                            4,490                0

      Total Current Liabilities                                      6,480            5,890
                                                                  --------         --------
Stockholders' Equity
  Preferred stock - 10,000,000 shares authorized, zero
   shares issued and outstanding, $.001 par value                        0                0

  Common stock - 100,000,000 shares authorized, 2,000,000
   shares issued and outstanding, $.001 par value                    2,000            2,000

  Additional paid-in capital                                         4,254            4,254

  Retained (deficit)                                               (12,734)         (12,144)
                                                                  --------         --------

      Total Stockholders' Equity (Deficit)                        $ (6,480)        $ (5,890)
                                                                  ========         ========

      Total Liabilities and Stockholders' Equity (Deficit)        $      0         $      0
                                                                  ========         ========

Note: The balance sheet at February 28, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                 See accompanying notes to financial statements

                             C AND E HOLDINGS, INC.
                           STATEMENTS OF INCOME (LOSS)
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001


                                                        2002            2001
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES
  Bank service charges                                  $   0           $  27
  Licenses and fees                                       295             240
  Organization and legal costs                              0               0
  Office expenses                                         295               0
                                                        -----           -----
                                                          590             267
                                                        -----           -----

(Loss) before provision for income taxes                 (590)           (267)

Provision for income taxes                                  0               0
                                                        -----           -----

Net (Loss)                                              $(590)          $(267)
                                                        =====           =====

Net (Loss) per common share - Basic                     $(.00)          $(.00)
                                                        =====           =====

                 See accompanying notes to financial statements

                             C AND E HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001


                                                        2002            2001
                                                     -----------     -----------
                                                     (Unaudited)     (Unaudited)

Net Income (Loss)                                       $(590)         $(267)

Non-cash operating expenses                               590              0
                                                        -----          -----
      Net Cash Used in Operating Activities                 0           (267)

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                    0              0
                                                        -----          -----

Net Increase (Decrease) in Cash                             0           (267)

Cash - Beginning of Period                                  0            286
                                                        -----          -----
Cash - End of Period                                    $   0          $  19
                                                        =====          =====

Supplemental Disclosure of Cash Flows Information:
  Interest paid                                         $   0          $   0
                                                        =====          =====
  Taxes paid                                            $   0          $   0
                                                        =====          =====

                 See accompanying notes to financial statements

                             C AND E HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of May 31, 2002. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the C and E Holdings, Inc. Annual Report on Form 10-KSB for the year ended February 28, 2002.

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

                            PART II OTHER INFORMATION

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    There have been no 8-Ks filed during this reporting period.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       C AND E HOLDINGS, INC.


                                       /s/ Carl P. Ranno
July 15, 2002                          --------------------------------------
                                       Carl P. Ranno, Director and President


                                       /s/ Edward A. Barth
July 15, 2002                          --------------------------------------
                                       Edward A. Barth, Director and Secretary